Form 10-Q
period 2008-09-30
Mondo Acquisition V, Inc.
filed 2010-03-23
CIK 1443823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-52623
(Commission file number)

MONDO ACQUISITION V, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3188163
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Broadway, 32 nd Floor
New York, New York  10006
(Address of principal executive offices)

(212) 930-9700
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 23, 2010 – 1,000,000 shares of common stock

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2008 (UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$10,000

Total Assets	$10,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable – related party	$9,000
Total Current Liabilities	9,000

Long Term Liabilities:	-

Total Liabilities	9,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding at September 30, 2008	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of September 30, 2008	1,000
Additional paid in capital	-
Accumulated Deficit during Development Stage	-

Total Stockholders' Equity	1,000

Total Liabilities and Stockholders' Equity	$10,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSSES
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

Operating Expenses:

Selling, general and administrative	$-

Net loss	$-

Net loss per common share (basic and fully diluted)	$(0.000)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

Cash Flow from Operating Activities:
Net loss	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-

Net Cash Provided By Operating Activities	-

Cash Flow from Investing Activities:	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	1,000
Proceeds from related party loan payable	9,000
Net Cash Provided By Financing Activities:	10,000

Net Increase in Cash and Cash Equivalents	10,000
Cash and Cash Equivalents at beginning of period
Cash and Cash Equivalents at end of period	$10,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)
Organization and Business:

Mondo Acquisition V, Inc. (the “Company”), a wholly owned subsidiary of Mondo Management Corp., was incorporated in the state of Delaware on August 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

(b)
Development Stage Company:

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 7. All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

(c)
Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)
Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with original maturities of three months or less to be cash equivalents.

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 1 -ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(e)
Income Taxes:

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

(f)
Loss per Common Share:

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

(g)	Fair Value of Financial Instruments: The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

NOTE 2 -RECENT ACCOUNTING PRONOUNCEMENTS:

No recent accounting pronouncements are expected to have a material impact on the Company’s financial statements.

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 3 -LOAN PAYABLE:

                    On August 15, 2008, the Company borrowed from its shareholders $9,000 on a demand basis without interest.

NOTE 4 -CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is fifty million (50,000,000). These shares shall be divided into two classes with 40,000,000 shares designated as common stock at $.001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.001 par value (the “Preferred Stock”). The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common Stock shall be entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On August 15, 2008, the Company issued 1,000,000 shares of Common Stock to Mondo Management Corp. at a purchase price of $.001 per share, for an aggregate purchase price of $1,000.

The Company had 1,000,000 shares of Common Stock issued and outstanding at September 30, 2008. As of September 30, 2008, the Company had no Preferred Stock issued and outstanding.

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(unaudited)

NOTE 5 -RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 6 - INCOME TAXES:

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting  purposes and income tax purposes are insignificant.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management,

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	The intensity of competition; and

●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Overview

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on August 15, 2008, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Net loss for the period from August 15, 2008 (date of inception) through September 30, 2008 was $0.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any additional loans to the Company. At September 30, 2008, the Company had cash of $10,000 and working capital of $1,000.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4T.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Registrant issued 1,000,000 shares of Common Stock on August 15, 2008, to Mondo Management Corp., for an aggregate purchase price of $1,000.00. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued. All purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance , to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved.]
Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondo Acquisition V, Inc.

Date: March 23, 2010	By:	/s/ Darrin M. Ocasio
Darrin M. Ocasio
President (Principal Executive Officer and Principal Financial and Accounting Officer)