Form 10-K
period 2008-12-31
Mondo Acquisition V, Inc.
filed 2010-03-30
CIK 1443823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

000-52623
Commission file number

MONDO ACQUISITION V, INC.
(Exact name registrant as specified in its charter)

Delaware	26-3188163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

61 Broadway, 32nd Floor, New York, NY	10006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 930-9700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Aggregate market value of the Common Stock held by non-affiliates of the Company as of June 30, 2008: $0.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Number of shares of the registrant’s common stock outstanding as of March 30, 2010:  1,000,000 shares of Common Stock

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Mondo Acquisition V, Inc. (the “Company”, “we”, “us” or “our”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.    Description of Business.

General

Mondo Acquisition V, Inc. (the “Company”, “we”, “use”, “our”, or the “Registrant”) was incorporated in the State of Delaware on August 15, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 25, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. To date, the Company has not conducted negotiations or entered into a letter of intent concerning any target business.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)   Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)   Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)   Strength and diversity of management, either in place or scheduled for recruitment;

(d)   Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)   The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)   The extent to which the business opportunity can be advanced;

(g)   The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)   Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind.

Government Regulations

There are no government approvals necessary to conduct our current business.

Employees

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and we anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.        Risk Factors.

RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, Darrin Ocasio, a director, is currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and director is affiliated with desire to take advantage of the same opportunity, then those officers and director that is affiliated with both companies would abstain from voting upon the opportunity.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 40,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its officers and directors at no cost.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.    Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of the Company’s property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.    [Reserved.]

PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

Holders

As of March 30, 2010, we had one stockholder of record.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net loss for period from August 15, 2008 (date of inception) to December 31, 2008 was $97.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At December 31, 2008, the Company had cash of $9,903 and working capital of $903.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)

- TABLE OF CONTENTS -

Page
Financial Statements:

Report of Independent Registered Certified Public Accounting Firm	F-2

Balance Sheet as of December 31, 2008	F-3

Statement of Losses From August 15, 2008 (Date of Inception)
To December 31, 2008	F-4

Statement of Stockholders’ Equity for the Period from Inception
(August 15, 2008) to December 31, 2008	F-5

Statement of Cash Flows From August 15, 2008 (Date of Inception)
To December 31, 2008	F-6

Notes to Financial Statements	F-7 - F-10

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors,
Mondo Acquisition V, Inc.
61 Broadway, 32 nd Floor
New York, NY 10006

We have audited the accompanying balance sheet of Mondo Acquisition V, Inc. (a development stage company) as of December 31, 2008 and the related statements of losses, stockholder’s equity, and cash flows for the period August 15, 2008 (date of inception) to December 31, 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mondo Acquisition V, Inc. (a development stage company) as of December 31, 2008 and the related statements of losses, stockholder’s equity, and cash flows for the period August 15, 2008 (date of inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 1(b) to the accompanying financial statements, the Company is in the development stage and has not established a source of revenues. This raises substantial doubt about the company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
Certified Public Accountants

New York, New York
March 30, 2010

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
 BALANCE SHEET
AS OF DECEMBER 31, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$9,903

Total Assets	$9,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable – related party	$9,000
Total Current Liabilities	9,000

Long Term Liabilities:	-

Total Liabilities	9,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding at December 31, 2008	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of December 31, 2008	1,000
Additional paid in capital	-
Accumulated Deficit during Development Stage	(97)

Total Stockholders' Equity	903

Total Liabilities and Stockholders' Equity	$9,903

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF LOSSES
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

Operating Expenses:

Selling, general and administrative	$97

Net loss	$97

Net loss per common share (basic and fully diluted)	$(0.000)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION V, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER'S EQUITY
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

	Preferred stock		Common stock			Accumulated
	Shares	Amount	Shares	Amount	Paid-In- Capital	Deficit during Development Stage	Total

Balance-August 15, 2008	-	$-	-	$-	$-	$-	$-
Common stock issued to founders	-	-	1,000,000	1,000	-	-	1,000
Net loss	-	-	-	-	-	(97)	(97)
Balance-December 31, 2008	-	$-	1,000,000	$1,000	$-	$-	$903

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO DECEMBER 31, 2008

Cash Flow from Operating Activities:
Net loss	$(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-

Net Cash Provided By Operating Activities	(97)

Cash Flow from Investing Activities:	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	1,000
Proceeds from related party loan payable	9,000
Net Cash Provided By Financing Activities:	10,000

Net Increase in Cash and Cash Equivalents	9,903
Cash and Cash Equivalents at beginning of period
Cash and Cash Equivalents at end of period	$9,903

See the accompanying footnotes to audited financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company had 1,000,000 shares of common stock issued and outstanding at December 31, 2008. As of December 31, 2008 the Company had no Preferred Stock issued and outstanding.

MONDO ACQUISITION V, INC.
(DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Item 9.         Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15.  With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls.

During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2008, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

NAME	AGE	POSITION

Darrin M. Ocasio	39	President and Director
Michael Ference	40	Secretary and Director
Gregory Sichenzia	48	Director

Darrin M. Ocasio, President and Director
Mr. Ocasio has served as President and Director of the Company since its inception.  Since 2000, Mr. Ocasio has been an attorney at Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  Mr. Ocasio has been a member of Sichenzia Ross Friedman Ference LLP since 2005.  Mr. Ocasio received his Juris Doctor Degree from New York Law School in 2000.

Michael Ference, Secretary and Director
Mr. Ference has served as Secretary and Director of the Company since its inception.  Since October 1999, Mr. Ference has been a member of Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  From 1997 to October 1999, Mr. Ference was a member of Lampert, Lampert & Ference, where he specialized in securities litigation and arbitration as well as corporate finance matters.  Mr. Ference received his B.S. in Policy and Management and his M.S.I.A. (MBA) from the Graduate School of Industrial Administration from Carnegie Mellon University in 1991 and 1992, respectively.  Mr. Ference received his Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1995.

Gregory Sichenzia, Director
Mr. Sichenzia has served as a director of the Company since its inception.  Since May 1998, Mr. Sichenzia has been a founding member of Sichenzia Ross Friedman Ference LLP, a New York city based law firm that provides representation in all matters involving the securities industry, as well as in all general corporate and litigation matters.  From 1997 to 1998, Mr. Sichenzia was the managing partner of the Corporate Securities Department at Singer, Frumento Sichenzia LLP.  Mr. Sichenzia received his B.A. in Political Science and Economics from American University in 1984 and his Juris Doctor degree from the Benjamin N. Cardozo School of Law in 1987.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Significant Employees.

As of the date hereof, the Company has no significant employees.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Involvement in Certain Legal Proceedings
To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except that Form 3’s were not filed by our offices, directors and greater than 10% beneficial owners. The Form 3’s will be filed in the near future.

Board Leadership Structure and Role in Risk Oversight

Due to the small size and early stage of the Company, and its status as a shell company, we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, and the board of directors does not currently have a chairman.  Mr. Ocasio has served as our President and as a director since inception.

Our board of directors is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Item 11.    Executive Compensation

None of the Company’s officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 30, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Mondo Management Corp. (1) 61 Broadway, 32 nd Floor New York, NY 10006	1,000,000	100%

Darrin M. Ocasio 61 Broadway, 32 nd Floor New York, NY 10006	0	0%

Michael Ference 61 Broadway, 32 nd Floor New York, NY 10006	0	0%

Gregory Sichenzia 61 Broadway, 32 nd Floor New York, NY 10006	0	0%

All Officers and Directors as a group (3 individuals)	0	0%

(1)
Gregory Sichenzia, Marc J. Ross, Richard A. Friedman, Michael Ference, Thomas A. Rose, Jeffrey Fessler and Darrin M. Ocasio have shared voting and dispositive power over the shares of common stock held by Mondo Management Corp.

Item 13.    Certain Relationships And Related Transactions, and Director Independence

Darrin M. Ocasio, President and Director, is a partner at Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

Michael Ference, Secretary and Director of the Company, is a partner at Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

Gregory Sichenzia, Director of the Company, is a partner at Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

The Company utilizes the office space and equipment of its officers and directors at no cost. Management estimates such costs to be immaterial.

 None of our directors is independent as defined under the Nasdaq Marketplace Rules.

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For the period from August 15, 2008 (date of inception) to December 31, 2008, we were billed approximately $1,000 for professional services rendered for the audit and reviews of our financial statements.

Other Audit Related Fees

For the period from August 15, 2008 (date of inception) to December 31, 2008, we were not billed for professional services rendered to other audit related fees.

Tax Fees

For the period from August 15, 2008 (date of inception) to December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the period from August 15, 2008 (date of inception) to December 31, 2008

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2008 were pre-approved by the entire Board of Directors.

Item 15.    Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

           (1)           Our Financial Statements are listed on page F-1 of this Annual Report.
           (2)           Financial Statement Schedules:

None

           (3)           Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Title of Document

3.1	Articles of Incorporation (filed herewith)

3.2	Bylaws (filed herewith)

3.3	Promissory Note (filed herewith)

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONDO ACQUISITION V, INC.

Date: March 30, 2010	By:	/s/ Darrin M. Ocasio
Darrin M. Ocasio
President and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position

/s/ Darrin M. Ocasio Darrin M. Ocasio	President and Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)	March 30, 2010

/s/ Michael Ference Michael Ference	Director	March 30, 2010

/s/ Gregory Sichenzia Gregory Sichenzia	Director	March 30, 2010