Form 10-Q
period 2009-03-31
Mondo Acquisition V, Inc.
filed 2010-03-30
CIK 1443823

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

000-53386
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 30, 2010 – 1,000,000 shares of common stock

MONDO ACQUISITION V, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	F-1

	Condensed Statements of Operations for the three months ended March 31, 2009 and From August 15, 2008 (Date of Inception) through March 31, 2009 (unaudited)	F-2

	Condensed Statements of Cash Flows for the three months ended March 31, 2009, and From August 15, 2008 (Date of Inception) through March 31, 2009 (unaudited)	F-3

	Notes to Condensed Financial Statements (unaudited)	F-4- F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4T.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	5

Item1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	[Removed and Reserved.]	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

SIGNATURES		6

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$9,903	$9,903

Total Assets	$9,903	$9,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable—related party	$9,000	$9,000
Total Current Liabilities	9,000	9,000

Long Term Liabilities:	-	-

Total Liabilities	9,000	9,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Additional paid in capital	-	-
Accumulated deficit during development stage	(97)	(97)

Total Stockholders' Equity	903	903

Total Liabilities and Stockholders' Equity	$9,903	$9,903

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO MARCH 31, 2009 (UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Period From August 15, 2008 (Date of Inception ) to March 31, 2009
Operating Expenses:
Selling, general and administrative	$-	$97
Net loss	$-	$(97)

Net income (loss) per common share (basic and fully diluted)	$(0.000)	$(0.000)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2009
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO MARCH 31, 2009
(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Period From August 15, 2008 (Date of Inception) to March 31, 2009
Cash Flow from Operating Activities:
Net loss	$-	$(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-

Net Cash Provided By Operating Activities	-	(97)

Cash Flow from Investing Activities:	-	-

Cash Flow from Financing Activities:
Proceeds from issuance of common stock to founders	-	1,000
Proceeds from related party loan payable	-	9,000
Net Cash Provided By Financing Activities:	-	10,000

Net Increase in Cash and Cash Equivalents	-	9,903
Cash and Cash Equivalents at beginning of period	9,903	-
Cash and Cash Equivalents at end of period	$9,903	$9,903

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
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

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
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
( DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
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

The Company had 1,000,000 shares of Common Stock issued and outstanding at March 31, 2009. As of March 31, 2009 the Company had no Preferred Stock issued and outstanding.

MONDO ACQUISITION V, INC.
( DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2009
(unaudited)

NOTE 5 -RELATED PARTIES:

The officers, directors and stockholders of the Company are affiliated with Sichenzia Ross Friedman Ference LLP, an entity providing legal services to the Company at no cost. The Company recorded the fair value of such legal services to reflect all the costs of doing business in the Company’s financial statements.

NOTE 6 - INCOME TAXES:

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assetsfor the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting  purposes and income tax purposes are insignificant.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management,

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any future revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Net loss for the three months ended March 31, 2009 was $0.  Net loss for the period from August 15, 2008 (Date of Inception ) to March 31, 2009 was $97.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2009, the Company had cash of $9,903 and working capital of $903.

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

Not applicable.

Item 4T.    Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls.

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved.]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Description of Exhibit
31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mondo Acquisition V, Inc.

Date: March 30, 2010	By:	/s/ Darrin M. Ocasio
Darrin M. Ocasio
President (Principal Executive Officer and Principal Financial and Accounting Officer)