Form 10-Q
period 2011-03-31
Mondo Acquisition V, Inc.
filed 2011-05-23
CIK 1443823

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
  (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2011 – 1,000,000 shares of common stock

MONDO ACQUISITION V, INC.
Index

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Balance Sheet as of March 31, 2011 (unaudited) and December 31, 2010	F-1

	Condensed Statements of Operations for the three months ended March 31, 2011 and 2010, and From August 15, 2008 (Date of Inception) through March 31, 2011 (unaudited)	F-2

	Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and From August 15, 2008 (Date of Inception) through March 31, 2011 (unaudited)	F-3

	Notes to Condensed Financial Statements (unaudited)	F-4- F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	4

Item 4T.	Controls and Procedures	4

PART II.	OTHER INFORMATION	5

Item 1.	Legal Proceedings	5

Item1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	[Removed and Reserved.]	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

SIGNATURES		6

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF MARCH 31, 2011

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$9,903	$9,903

Total Assets	$9,903	$9,903

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan payable—related party	9,000	9,000
Total Current Liabilities	9,000	9,000

Long Term Liabilities:	-	-

Total Liabilities	9,000	9,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $0.001 par value; 40,000,000 authorized; 1,000,000 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Additional paid in capital	-	-
Accumulated deficit during development stage	(97)	(97)

Total Stockholders' Equity	903	903

Total Liabilities and Stockholders' Equity	$9,903	$9,903

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period From August 15, 2008 (Date of Inception) to March 31, 2011

Operating Expenses:
Selling, general and administrative	$-	$-	$97
Net loss	$-	$-	$(97)

Net loss per common share (basic and fully diluted)	$(0.000)	$(0.000)	$(0.000)

Weighted average of common shares outstanding (basic and fully diluted)	1,000,000	1,000,000	1,000,000

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
FOR THREE MONTHS ENDED MARCH 31, 2011 AND 2010
FROM AUGUST 15, 2008 (DATE OF INCEPTION) TO MARCH 31, 2011
(UNAUDITED)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	For the Period From August 15, 2008 (Date of Inception) to March 31, 2011
Cash Flow from Operating Activities:
Net loss	$-	$-	$(97)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	-	-

Net Cash Provided By Operating Activities	-	-	(97)

Cash Flow from Investing Activities:	-	-	-

Cash Flow Financing Activities:
Proceeds from issuance of common stock to founders	-	-	1,000
Proceeds from related party loan payable	-	-	9,000
Net Cash Provided By Financing Activities:	-	-	10,000

Net Increase in Cash and Cash Equivalents	-	-	9,903
Cash and Cash Equivalents at beginning of period	9,903	9,903	-
Cash and Cash Equivalents at end of period	$9,903	$9,903	$9,903

See the accompanying footnotes to unaudited condensed financial statements

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
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

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards "Accounting Standards Codification ASC 915 "Development Stage". All activities of the Company to date relate to its organization, initial funding and share issuances.

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

MONDO ACQUISITION V, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
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

In June 2006, the FASB issued FASB ASC 740-10-25, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of ASC 740-10-25, as required. As a result of implementing ASC 740-10-25, there has been no adjustment to the Company’s financial statements and the adoption of ASC 740-10-25 did not have a material effect on the Company’s consolidated financial statements for the three months ended March 31, 2011.

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
MARCH 31, 2011
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

The Company had 1,000,000 shares of common stock issued and outstanding at March 31, 2011 and March 31, 2010. As of March 31, 2011 and March 31, 2010 the Company had no preferred stock issued and outstanding.

MONDO ACQUISITION V, INC.
( DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2011
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

Net loss for the three months ended March 31, 2011 and 2010 was $0, respectively.  Net loss for the period from August 15, 2008 (date of inception) to March 31, 2011 was $97.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2011, the Company had cash of $9,903 and working capital of $903.

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

Item 4T.    Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Mondo Acquisition V, Inc.

Date: May 23, 2011	By:	/s/ Darrin M. Ocasio
Darrin M. Ocasio
President (Principal Executive Officer and Principal Financial and Accounting Officer)